Form 10-K
period 1999-12-31
SALOMON BROTHERS MORT SEC VII INC FL RT CER SE 1999-NC5
filed 2000-03-31
CIK 1095243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                      FORM 10-K



                       Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

_______________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
      Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-84249

    Salomon Brothers Mortgage Securities VII, INC.
(Exact name of registrant as specified in its charter)

    Delaware                             13-3439681
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)      Identification No.)

390 Greenwich Street, Fourth Floor
New York, New York                                    10013

(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:   (212) 723-6391

    Securities registered pursuant to Section 12(b) of the Act
          NONE
    Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes                 X No *
      * The closing date for the transaction was December 15, 1999

                                        PART I

Item 2.  Properties
    Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
       There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were ten (10) participants in the DTC system holding positions in the Cede certificates.
    The following were Noteholders and Certificateholders of record as of the end of the reporting year.
    Salomon Brothers New Century Mortgage Pass-Through Certificates:
    Series 1999-NC5 Class A           Cede & Co.
    Series 1999-NC5 Class M-1         Cede & Co.
    Series 1999-NC5 Class M-2         Cede & Co.
    Series 1999-NC5 Class M-3         Cede & Co.
    Series 1999-NC5 Class CE          NC Residual II Corp.
                                      Attn: Patti Dodge
                                      18400 Von Karman, Suite 1000
                                      Irvine, California   92612
    Series 1999-NC5 Class P           NC Residual II Corp.






    There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
    The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
    Cede & Co.
    c/o The Depository Trust Company
    Seven Hanover Square
    New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
    There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1.  Not Applicable
          2.  Not Applicable
          3.  Exhibits
               99.1  Annual Summary Statement
               99.2  Annual Statement as to Compliance.
               99.3  Annual Independent Public
                        Accountant's Servicing Report.

    (b)   Reports on Form 8-K
    The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
    December 15, 1999.



    (c)    See (a) 3 above

    (d)    Not Applicable



                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Salomon Brothers Mortgage Securities VII, INC.
New Century Mortgage Pass-Through Certificates Series 1999-NC5

    /s/  Eve Kaplan, Vice President
       US Bank



Date March 31, 2000


                       EXHIBIT INDEX

    Exhibit Number     Description
             99.1      Annual Summary Statement
             99.2      Annual Statement of Compliance
             99.3      Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

    Salomon Brothers Mortgage Securities VII, INC.
    New Century Mortgage Pass-Through Certificates Series 1999-NC5
              Summary of Aggregate Amounts or End of Year Amounts

Pool Balance                           605,390,357.52
Principal              Collections       4,805,418.31
Realized Loss                                    0.00
Interest, net of fees. Collections (1)   4,789,250.83
Master Servicer        Fees                      0.00
Trustee                Fees                      0.00
(1) Includes prepayment premium.

    Delinquency Percentage                        .03669%

    Deliquency Information
                       Number         Stated Principal Bal
    30-59 days                      30   3,532,992.34
    60-89 days                       0           0.00
    90+ days                         0           0.00
    Foreclosures                 0.00            0.00
    Bankruptcies                 3.00      222,096.33
    REO Properties                               0.00


    Certificate        Balance        Interest        Principal

    Class A            475,952,000.00            0.00          0.00
    Class M-1           42,714,000.00            0.00          0.00
    Class M-2           39,663,000.00            0.00          0.00
    Class M-3           27,458,000.00            0.00          0.00
    Class CE            24,408,675.83            0.00          0.00
    Class P                    100.00            0.00          0.00





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
    To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
    To be supplied upon receipt by the Trustee